Form 10QSB
period 2000-09-30
BOROUGH CORP
filed 2000-11-14
CIK 1088783

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB
                              (Mark One)

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended
                             September 30, 2000
or

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


            Class                      Outstanding at September 30, 2000
Common Stock, par value $0.0001                5,000,000

                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                        BOROUGH CORPORATION
                    (A Development Stage Company)
                       As of September 30, 2000
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



            See accompanying notes to financial statements


                           BOROUGH CORPORATION
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)

                                  January 1, 2000        March 24, 1999
                                     to                    (Inception)
                                    Sept 30, 2000         to Sept 30, 2000

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


See accompanying notes to financial statements


                       BOROUGH CORPORATION
                    (A Development Stage Company)
             Statement of Changes in Stockholder's Equity
            For the Period From March 24, 1999 (Inception)
                          To September 30, 2000
                             (Unaudited)
                                                         Deficit
                                                         Accumulated
                      Common Stock          Additional   During
                          Issued            Paid-In      Development
                    Shares        Amount    Capital      Stage         Total

Common Stock
     Issuance       5,000,000     $  500    $    -       $   -        $  500

Fair value of
expenses contributed   -             -         4,830            -      4,830

Net loss for the periods ended:

December 31, 1999      -             -           -        (4,830)    (4,830)
June 30, 2000          -             -           -            -           -
Sept 30, 2000          -              -          -            -           -

BALANCE AT
Sept 30, 2000       5,000,000      $  500    $4,830     $ (4,830)     $  500


See accompanying notes to financial statements


                         BOROUGH CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited

                                January 1, 2000 to           March 24, 1999
                                 Sept 30, 2000               (Inception) to
                                                              Sept 30, 2000

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

D.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending September 30, 2000.

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

        C.  Additional Paid-In Capital

 Additional paid-in capital at September 30, 2000 represents the fair value of the amount of organization and professional costs incurred by TPG on behalf of the Company. (See Note 3)

NOTE 3  AGREEMENT

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

                As of the date hereof, the Company has not entered into an agreement for a business combination. When a business combination is effected, if at all, the Company will file notice of such transaction with the Securities and Exchange Commission on Form 8-K. Persons reading this Form 10-QSB are advised to see if the Company has subsequently filed a Form 8-K.

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

        Dated: November 13, 2000