Form 10KSB
period 2000-12-31
BOROUGH CORP
filed 2001-04-02
CIK 1088783

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-KSB
(Mark One)
[X]            ANNUAL REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended
                             December 31, 2000
   OR
[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from               to

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

Yes   X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.          $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common
equity, as of a specified date within the past 60 days.            $ 0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

    Class                                     Outstanding at
                                             December 31, 2000
    --------------                           -----------------
Common Stock, par value $0.0001                    5,000,000

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

      The Company's purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a corporation which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and it may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

      The Company registered its common stock on a Form 10-SB registration statement filed pursuant to the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

        On January 29, 2001, TPG Capital Corporation entered into an agreement with Reach Systems Group, Inc. to assist it in becoming a public company and for other matters. TPG Capital has presented Reach Systems Group, Inc. to Borough Corporation as a potential target company for a business combination. As of the date of this report, Borough Corporation has not entered into any agreements or contracts for a business combination with Reach Systems and there is no assurance that any agreement will be reached or if reached that it will be effected.

ITEM 2.  DESCRIPTION OF PROPERTY

      The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes a business combination.

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

      In order to qualify for listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $4,000,000 or market capitalization of $50,000,000 or net income for two of the last three years of $750,000; (ii) a public float of 1,000,000 shares with a market value of $5,000,000; (iii) a bid price of $4.00; (iv) three market makers; (v) 300 shareholders and (vi) an operating history of one year or, if less than one year, $50,000,000 in market capitalization. For continued listing on the Nasdaq SmallCap Market, a company must have at least (i) net tangible assets of $2,000,000 or market capitalization of $35,000,000 or net income for two of the last three years of $500,000; (ii) a public float of 500,000 shares with a market value of $1,000,000; (iii) a bid price of $1.00; (iv) two market makers; and (v) 300 shareholders.

      In general there is greatest liquidity for traded securities on the Nasdaq SmallCap Market, less on the NASD OTC Bulletin Board, and least through quotation by the National Quotation Bureau, Inc. on the "pink sheets". It is not possible to predict where, if at all, the securities of the Company will be traded following a business combination.

      During the past three years, the Company has sold securities which were not registered as follows:

                                               NUMBER OF
      DATE               NAME                  SHARES       CONSIDERATION

June 7, 1999     TPG Capital Corporation(1)    5,000,000         $500

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

      The Company has not restricted its search for any specific kind of businesses, and it may acquire a business which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its business life. It is impossible to predict the status of any business in which the Company may become engaged, in that such business may need to seek additional capital, may desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

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

      TPG Capital Corporation may only locate potential target companies for the Company and is not authorized to enter into any agreement with a potential target company binding the Company. TPG Capital Corporation may provide assistance to target companies incident to and following a business combination, and receive payment for such assistance from target companies. The agreement with TPG Capital Corporation is not exclusive and the Company may enter into similar agreements with other persons or entities.

      The Board of Directors has passed a resolution which contains a policy that the Company will not seek a business combination with any entity in which the Company's officer, director, shareholders or any affiliate or associate serves as an officer or director or holds any ownership interest.

        On January 29, 2001, TPG Capital Corporation entered into an agreement with Reach Systems Group, Inc. to assist it in becoming a public company and for other matters. TPG Capital has presented Reach Systems Group, Inc. to Borough Corporation as a potential target company for a business combination. As of the date of this report, Borough Corporation has not entered into any agreements or contracts for a business combination with Reach Systems and there is no assurance that any agreement will be reached or if reached that it will be effected.

ITEM 7.  FINANCIAL STATEMENTS

      The financial statements for the year ended December 31, 2000 are attached to this filing.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.


                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      The Directors and Officers of the Company are as follows:

          Name               Age         Positions and Offices Held
      -----------------                  -----------
      James M. Cassidy        65         President, Secretary, Director

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

      JAMES MICHAEL CASSIDY, ESQ., LL.B., LL.M., received a Bachelor of Science in Languages and Linguistics from Georgetown University in 1960, a Bachelor of Laws from The Catholic University School of Law in 1963, and a Master of Laws in Taxation from The Georgetown University School of Law in 1968. From 1963-1964, Mr. Cassidy was law clerk to the Honorable Inzer B. Wyatt of the United States District Court for the Southern District of New York. From 1964-1965, Mr. Cassidy was law clerk to the Honorable Wilbur K. Miller of the United States Court of Appeals for the District of Columbia. From 1969-1975, Mr. Cassidy was an associate of the law firm of Kieffer & Moroney and a principal in the law firm of Kieffer & Cassidy, Washington, D.C. From 1975 to date, Mr. Cassidy has been a principal in the law firm of Cassidy & Associates, Washington, D.C. and its predecessors, specializing in securities law and related corporate and federal taxation matters. Mr. Cassidy is a member of the bars of the District of Columbia and the State of New York and is admitted to practice before the United States Tax Court and the United States Supreme Court.

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

      The terms of business combination may include such terms as Mr. Cassidy remaining a director or officer of the Company and/or the continuing securities or other legal work of the Company being handled by the law firm of which Mr. Cassidy is the principal. The terms of a business combination may provide for a payment by cash or otherwise to TPG Capital Corporation by a target business for the purchase of all or some of the common stock of the Company owned by TPG Capital Corporation. Mr. Cassidy would directly benefit from such employment or payment. Such benefits may influence Mr. Cassidy's choice of a target business.

      Management may agree to pay finder's fees, as appropriate and allowed, to unaffiliated persons who may bring a target business to the Company where that reference results in a business combination. The amount of any finder's fee will be subject to negotiation, and cannot be estimated at this time. No finder's fee will be paid to the management or promoters of the Company, or to their associates or affiliates. No loans of any type have been, or will be, made to management or promoters of the Company or to any of their associates or affiliates.

      The Company will not enter into a business combination, or acquire any assets of any kind for its securities, in which management or promoters of the Company or any affiliates or associates have any interest, direct or indirect.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of December 31, 2000, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the director and officer of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

      Name and Address              Amount of Beneficial    Percent of
      of Beneficial Owner           Ownership               Outstanding Stock
      -------------------           ------------------      -----------------
      TPG Capital Corporation        5,000,000               100%
      1504 R Street, N.W.
      Washington, D.C. 20009

      James M. Cassidy(1)             5,000,000              100%
      1504 R Street, N.W.
      Washington, D.C. 20009

      All Executive Officers and
      Directors as a Group
      (1 Person)                       5,000,000             100%

(1) Mr. Cassidy is the sole director and controlling shareholder of TPG Capital Corporation and is therefore considered the beneficial owner of the 5,000,000 shares of common stock owned by it.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On March 25, 1999, the Company issued a total of 5,000,000 shares of Common Stock to the following entity for a total of $500 in cash:

                                    NUMBER OF          TOTAL
      NAME                          SHARES             CONSIDERATION
      ----------------              ----------         --------------

      TPG Capital Corporation        5,000,000          $ 500

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

      (b) There were no reports on Form 8-K filed by the Company during the quarter ended December 31, 2000.

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

Dated:  March 30, 2001


        Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                  OFFICE            DATE

/s/ James M. Cassidy                  Director          March 30, 2001



                         BOROUGH CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)
                        FINANCIAL STATEMENTS
                       AS OF DECEMBER 31, 2000


                       BOROUGH CORPORATION
                  (A DEVELOPMENT STAGE COMPANY)


                           CONTENTS

        PAGE 1     INDEPENDENT AUDITORS' REPORT

        PAGE 2     BALANCE SHEET AS OF DECEMBER 31, 2000

        PAGE 3     STATEMENT OF OPERATIONS FOR THE YEAR ENDED
                   DECEMBER 31, 2000 AND FOR THE PERIOD FROM
                   JUNE 4, 1999 (INCEPTION) TO DECEMBER 31, 2000

        PAGE 4 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION) TO DECEMBER 31, 2000

        PAGE 5     STATEMENT OF CASH FLOWS FOR THE YEAR ENDED
                   DECEMBER 31, 2000 AND FOR THE PERIOD JUNE 4, 1999 (INCEPTION) TO DECEMBER 31, 2000

      PAGES 6 - 8  NOTES TO FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000





                           INDEPENDENT AUDITORS' REPORT


To the Board of Directors of:
Borough Corporation
(A Development Stage Company)

We have audited the accompanying balance sheet of Borough Corporation
(a development stage company) as of December 31, 2000 and the related statements of operations, changes in stockholder's equity and cash flows for the year ended December 31, 2000 and for the period from June 4, 1999 (inception) to December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Borough Corporation (a development stage company) as of December 31, 2000, and the results of its operations and its cash flows for the year then ended and for the period from June 4, 1999 (inception) to December 31, 2000 in conformity with accounting principles generally accepted in the United States.


WEINBERG & COMPANY, P.A.

Boca Raton, Florida
February 15, 2001

                          BOROUGH CORPORATION
                    (A DEVELOPMENT STAGE COMPANY)
                             BALANCE SHEET
                       AS OF DECEMBER 31, 2000

                                ASSETS

Cash                                            $  500

TOTAL ASSETS                                    $   500


                   LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES                                     $    -

STOCKHOLDER'S EQUITY

 Preferred Stock, $.0001 par value, 20,000,000
    shares authorized, none issued
    and outstanding                                  -
 Common Stock, $.0001 par value, 100,000,000
    shares authorized, 5,000,000
    issued and outstanding                          500
 Additional paid-in capital                       4,830
 Deficit accumulated during development stage    (4,830)

 Total Stockholder's Equity                         500

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY         $500


See accompanying notes to financial statements


                     BOROUGH CORPORATION
                (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF OPERATIONS

                                                         June 4, 1999
                              For the Year Ended        (Inception) to
                              December 31, 2000        December 31, 2000

Income                            $  -                       -

Expenses
 Executive services contributed
  by president                       -                       3,500
 Organization expense                -                         580
 Professional fees                   -                         750

Total expenses                       -                       4,830

NET LOSS                          $  -                     $(4,830)


                           BOROUGH CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)
              STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
              FOR THE PERIOD FROM JUNE 4, 1999 (INCEPTION)
                          TO DECEMBER 31, 2000
                                                          Deficit
                                                          Accumulated
                                              Additional  During
                           Common Stock       Paid-In     Development
                         Shares    Amount     Capital     Stage        Total

Common stock issuance   5,000,000   $ 500     $  -        $   -        $  500

Fair value of services
and expenses contributed     -         -        4,830         -         4,830

Net loss for the years
ended:
  December 31, 1999          -         -           -        (4,830)   (4,830)
  December 31, 2000          -         -           -          -          -

BALANCE AT
DECEMBER 31, 2000       5,000,000    $ 500     $ 4,830    $(4,830)    $  500

See accompanying notes to financial statements.


                              BOROUGH CORPORATION
                        (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS

                                                        June 4, 1999
                                 For the Year Ended     (Inception) to
                                 December 31, 2000      December 31, 2000

Cash flows from operating activities
Net loss                              $   -                 $  (4,830)
Adjustment to reconcile net
  loss to net cash used in
  operating activities:
 Contributed services and expenses        -                     4,830
   Net cash used in operating
   activities                             -                       -

Cash flows from investing activities      -                       -

Cash flows from financing activities:
 Proceeds from issuance of common stock   -                       500
   Net cash provided by financing
   activities                             -                       500

INCREASE IN CASH AND CASH EQUIVALENTS     -                       500

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD                       500                       -

CASH AND CASH EQUIVALENTS -
END OF PERIOD                          $  500                   $ 500

See accompanying note to financial statements.


                            BOROUGH CORPORATION
                      (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO FINANCIAL STATEMENTS
                         AS OF DECEMBER 31, 2000

NOTE  1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (A) Organization and Business Operations

       Borough Corporation (a development stage company) ("the Company") was incorporated in Delaware on June 7, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At December 31, 2000, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

       The Company's ability to commence operations is contingent upon its ability to identify a prospective target business (See Note 5).

       (B) Use of Estimates

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

       (C) Cash and Cash Equivalents

       For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

       (D) Income Taxes

       The Company accounts for income taxes under the Financial
       Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending December 31, 2000.

NOTE  2 - STOCKHOLDER'S EQUITY

       (A) Preferred Stock

       The Company is authorized to issue 20,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

       (B) Common Stock

       The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares of its common stock to TPG Capital Corporation pursuant to Rule 506 for an aggregate consideration of $500.

       (C) Additional Paid-In Capital

       Additional paid-in capital at December 31, 2000 represents the fair value of services contributed to the Company by its president and the amount of organization and professional costs incurred by TPG Capital on behalf of the Company (See Note 3).

NOTE 3 - AGREEMENT

       On June 7, 1999, the Company signed an agreement with TPG Capital Corporation (TPG), a related entity (See Note 4). The Agreement calls for TPG to provide the following services, without reimbursement from the Company, until the Company enters into a business combination as described in Note 1(A):

           1.	Preparation and filing of required documents with the
               Securities and Exchange Commission.
           2.	Location and review of potential target companies.
           3.	Payment of all corporate, organizational, and other costs
               incurred by the Company.

NOTE 4 - RELATED PARTIES

       Legal counsel to the Company is a firm owned by a director of the Company who also owns a controlling interest in the outstanding stock of TPG Capital Corporation (See Note 3).

NOTE 5 - SUBSEQUENT EVENT

       On January 29, 2001, TPG Capital Corporation entered into an agreement with Reach Systems Group, Inc. to assist it in becoming a public company and for other matters. TPG Capital has presented Reach Systems Group, Inc. to Borough Corporation as a potential target company for a business combination. As of the date of this report, Borough Corporation has not entered into any agreements or contracts for a business combination with Reach Systems and there is no assurance that any agreement will be reached or if reached that it will be effected.