Form 10QSB
period 2001-03-31
BOROUGH CORP
filed 2001-05-15
CIK 1088783

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                    FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended
                   March 31, 2001
or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from   to

         Commission file number    0-26411

                BOROUGH CORPORATION
   (Exact name of registrant as specified in its charter)

Delaware                        52-2175529
(State or other jurisdiction    (I.R.S. Employer
of incorporation organization)  Or Identification
                                No.)

      1504 R Street, N.W., Washington, D.C.
(Address of principal executive offices  (zip code)

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

Class                Outstanding at March 31, 2001
Common Stock,
par value $0.0001                5,000,000


      PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                BOROUGH CORPORATION
           (A Development Stage Company)
                As of March 31, 2001
                    (Unaudited)

                       ASSETS

Cash
                                  $  500
                                   --------
TOTAL ASSETS
                                   $ 500

                                   ========

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES
                                   $  -
                                    -------
STOCKHOLDER'S EQUITY

Preferred Stock, $.0001 par value,
 20,000,000 shares authorized,
none issued and outstanding           -
Common Stock, $.0001 par value,
100,000,000 shares authorized,
5,000,000 issued and outstanding     500
Additional paid-in capital         4,830
Deficit accumulated during
 development stage                (4,830)
                                  -------

Total Stockholder's Equity           500
                                   -------

TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY            $ 500
                                   =======

See accompanying notes to financial statements

                    BOROUGH CORPORATION
              (A Development Stage Company)
                 Statement of Operations
                       (Unaudited)

             For the three   For the three  June 4,1999
             Months Ended    Months ended   (Inception)to
             March 31, 2001  March 31, 2000  March 31,
2001

Income           $    -       $  -            $  -

Expenses
 Executive services
 contributed by
 president             -          -              3,500
  Organization
    expense         -               -              580
   Professional
    Fees            -               -              750
              ----------      --------         --------
Total expenses     -               -             4,830
              ----------       --------         -------
NET LOSS           -               -            (4,830)
               =========       ========         =======

      See accompanying notes to financial statements

                   BOROUGH CORPORATION
              (A Development Stage Company)
       Statement of Changes in Stockholder's Equity
      For the Period From March 24, 1999 (Inception)
                    To March 31, 2001
                       (Unaudited)

                                                                      Deficit
                                                                      Accumulated
                              Common Stock             Additional     During
                              Issued                   Paid-In        Development
                              Shares         Amount    Capital        Stage               Total

Common Stock
     Issuance            5,000,000      $  500         $    -         $   -               $  500

Fair value of
expenses contributed          -             -            4,830            -                4,830

Net loss for the periods ended:

December 31, 1999             -             -               -           (4,830)           (4,830)
December 31, 2000             -             -               -              -                  -
March 31, 2001                -             -               -              -                  -

BALANCE AT
March 31, 2001          5,000,000      $  500            $4,830        $ (4,830)          $  500

            See accompanying notes to financial statements

                         BOROUGH CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited

                           January 1, 2001     January 1, 2000    March 24, 1999
                           to                  to                 (Inception) to
                           March 31, 2001      March 31, 2000     March 31, 2001
CASH FLOWS FROM OPERATING
    ACTIVITIES:
Net loss                    $      -             $  -                $  (4,830)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Contributed services and
     expenses                      -                 -                   4,830
                              ----------          ------------        ----------
 Net cash used in operating
  activities                        -                 -                        -
                              ----------          ------------        ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES                         -                 -                        -
                              ----------           ------------       ----------
CASH FLOWS FROM FINANCING  ACTIVITIES:
Proceeds from issuance of
 common stock                       -                  -                    500
                             ----------             ------------       ----------
Net cash provided by
 financing activities               -                   -                   500
                             ----------             ------------       ----------
INCREASE IN CASH AND CASH
 EQUIVALENTS                        -                   -                   500

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD              500                   -                    -
                             ----------              -----------        ----------
CASH AND CASH EQUIVALENTS
  END OF PERIOD               $   500                    -               $ 500
                             ==========               ==========        ===========

            See accompanying notes to financial statement.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

    Borough Corporation (a development stage company)
("the Company") was incorporated in Delaware on June
7, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 31, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

     The Company's ability to commence operations is contingent upon its ability to enter into a business combination with a prospective target business.
(See Note 5).

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

(D) Income Taxes

The Company accounts for income taxes under the Financial Accounting
Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending March 31, 2001.

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

(C) Additional Paid-In Capital

Additional paid-in capital at March 31, 2001 represents the fair value of services contributed to the Company by its president and the amount of organization and professional costs incurred by TPG Capital Corporation on behalf of the Company (See Note 3).

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

NOTE 5   AGREEMENT WITH REACH SYSTEMS GROUP

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

Dated: May 14, 2001