Form 10QSB
period 2001-06-30
BOROUGH CORP
filed 2001-08-03
CIK 1088783

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                    FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended
                   June 30, 2001
or

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

Class                Outstanding at June 30, 2001

Common Stock,
par value $0.0001                5,000,000


            PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                BOROUGH CORPORATION
           (A Development Stage Company)
                As of June 30, 2001
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
                                   =======

See accompanying notes to financial statements

                    BOROUGH CORPORATION
              (A Development Stage Company)
                 Statement of Operations
                       (Unaudited)

             For the      For the      For the     For the    June 4,
             Six Months   Six Months   3-Months    3-Months   1999
             Ended        Ended        Ended       Ended      (Inception)
             June 30,     June 30,     June 30,    June 30,   to June 30,
             2001         2000         2001        2000       2001

Income       $    -       $  -         $  -        $  -       $   -

Expenses
 Executive services
 contributed by
 president        -          -            -           -         3,500
  Organization
    expense       -          -            -           -           580
  Professional
    Fees          -          -            -           -           750
               -------     -------     -------     -------     -------

Total expenses    -          -            -           -         4,830
               -------     -------     -------     -------     -------
NET LOSS          -          -            -           -        (4,830)
               =======     =======     =======     =======     =======

              See accompanying notes to financial statements

                            BOROUGH CORPORATION
                       (A Development Stage Company)
               Statement of Changes in Stockholder's Equity
               For the Period From June 4, 1999 (Inception)
                             To June 30, 2001
                               (Unaudited)

                                                                      Deficit
                                                                      Accumulated
                         Common Stock                  Additional     During
                         Issued                        Paid-In        Development
                         Shares         Amount         Capital        Stage          Total
Common Stock
     Issuance            5,000,000      $  500         $    -         $   -          $    500

Fair value of
expenses contributed     -                  -             4,830           -             4,830

Net loss for the periods ended:

December 31, 1999        -                  -                -          (4,830)        (4,830)
December 31, 2000        -                  -                -             -               -
June 30, 2001            -                  -                -             -               -

BALANCE AT
June 30, 2001          5,000,000      $  500             $ 4,830       $(4,830)        $  500

              See accompanying notes to financial statements

                            BOROUGH CORPORATION
                       (A Development Stage Company)
                         Statements of Cash Flows
                                 Unaudited
                                      January 1, 2001          January 1, 2000     June 4, 1999
                                      to                            to             (Inception) to
                                      June 30, 2001            June 30, 2000       June 30, 2001
CASH FLOWS FROM OPERATING
    ACTIVITIES:
Net loss                              $      -                  $  -                $  (4,830)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Contributed services and
     expenses                                -                     -                    4,830
                                       ----------               ------------         ----------
 Net cash used in operating
  activities                                 -                     -                      -
                                       ----------               ------------         ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES                                  -                     -                      -
                                       ----------               ------------         ----------
CASH FLOWS FROM FINANCING  ACTIVITIES:
Proceeds from issuance of
 common stock                                -                     -                      500
                                        ----------               ------------        ----------
Net cash provided by
 financing activities                        -                     -                      500
                                        ----------               ------------        ----------
INCREASE IN CASH AND CASH
 EQUIVALENTS                                 -                    -                       500
CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                       500                      500                    -
                                        ----------               -----------         ----------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                        $   500                    $ 500                 $ 500
                                        ==========               ==========           ========

            See accompanying notes to financial statement.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Borough Corporation (a development stage company) ("the Company") was incorporated in Delaware on June 4, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At June 30, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.
There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending June 30, 2001.

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

(C) Additional Paid-In Capital

Additional paid-in capital at June 30 2001 represents the fair value of services contributed to the Company by its president and the amount of organization and professional costs incurred by TPG Capital Corporation on behalf of the Company (See Note 3).

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

NOTE 5   AGREEMENT WITH REACH SYSTEMS GROUP

On January 29, 2001, TPG Capital Corporation entered into an agreement with Reach Systems Group, Inc. to assist it in becoming a public company and for other matters.
TPG Capital has presented Reach Systems Group, Inc. to Borough Corporation as a potential target company for a business combination. As of the date of this report, Borough Corporation has not entered into any agreements or contracts for a business combination with Reach Systems and there is no assurance that any agreement will be reached or if reached that it will be effected. At this time, it does not appear that discussions regarding this potential transaction will continue.

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

     On January 29, 2001, TPG Capital Corporation entered into an agreement with Reach Systems Group, Inc. to assist it in becoming a public company and for other matters. TPG Capital has presented Reach Systems Group, Inc. to Borough Corporation as a potential target company for a business combination. As of the date of this report, Borough Corporation has not entered into any agreements or contracts for a business combination with Reach Systems and there is no assurance that any agreement will be reached or if reached that it will be effected. At this time, it does not appear that discussions regarding this potential transaction will continue.

           PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

     On June 4, 2001, without admitting or denying any wrongdoing, James M. Cassidy, the sole director and executive officer of the Company, and TPG
Capital Corporation, a corporation controlled by Mr.
Cassidy, consented to the issuance of an order by the Securities and Exchange Commission to cease and desist from committing or causing any violation and any future violation of Section 10(b) of the Securities Exchange Act of 1934 ("1934 Act") and
Rule 10b-5 thereunder and from causing any violation and future violation of Section 13(a) of the 1934
Act and Rules 13a-13 and 12b-20 thereunder in connection with arranging reverse mergers between reporting companies that they controlled and issuers facing possible delisting from the NASD Over-The-
Counter Bulletin Board.

     Specifically, the Securities and Exchange
Commission said that Mr. Cassidy and TPG had filed amended registration statements for five reporting companies that wrongly stated that the companies were not engaged in negotiations with specific entities regarding a possible business combination.
Three of these companies also filed periodic reports under the 1934 Act, which the Securities and Exchange Commission said wrongly stated that they were not engaged in merger negotiations. TPG
Capital Corporation also agreed to consent, without admitting or denying any wrongdoing, to the payment of a civil penalty.

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

Dated: August 1, 2001