Form 10QSB
period 2001-09-30
BOROUGH CORP
filed 2001-11-14
CIK 1088783

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                    FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended
                 September 30, 2001
or

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

Class              Outstanding at Sept 30, 2001
Common Stock,
par value $0.0001                5,000,000

          PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                BOROUGH CORPORATION
           (A Development Stage Company)
              As of September 30, 2001
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
                                   =======

See accompanying notes to financial statements

                    BOROUGH CORPORATION
              (A Development Stage Company)
                 Statement of Operations
                       (Unaudited)

             For the      For the      For the     For the    June 4,
             Nine Months  Nine Months  3-Months    3-Months   1999
             Ended        Ended        Ended       Ended     (Inception)
             Sept 30,     Sept 30,     Sept 30,    Sept 30,   to Sept 30,
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
               =======     =======     =======     =======     =======

              See accompanying notes to financial statements

                            BOROUGH CORPORATION
                       (A Development Stage Company)
               Statement of Changes in Stockholder's Equity
             For the Period From September 4, 1999 (Inception)
                           To September 30, 2001
                               (Unaudited)

                                          Deficit
                                           Accumulated
                Common Stock          Additional  During
                Issued                Paid-In     Development
                Shares      Amount    Capital     Stage        Total

Common Stock
     Issuance   5,000,000   $  500    $    -      $   -        $  500

Fair value of
expenses
contributed     -             -         4,830         -          4,830

Net loss for the periods ended:

December 31,
  1999          -             -            -        (4,830)      (4,830)
December 31,
  2000          -             -            -           -            -
September 30,
  2001          -             -            -           -            -

BALANCE AT
Sept 30,
   2001     5,000,000      $  500     $4,830       $ (4,830)    $  500

              See accompanying notes to financial statements

                            BOROUGH CORPORATION
                       (A Development Stage Company)
                         Statements of Cash Flows
                                 Unaudited
                           January 1, 2001      January 1, 2000     June 4, 1999
                                to                    to           (Inception) to
                            Sept 30, 2001        Sept 30, 2000       Sept 30, 2001
CASH FLOWS FROM OPERATING
    ACTIVITIES:
Net loss                     $      -            $  -                 $  (4,830)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Contributed services and
     expenses                        -              -                      4,830
                             ----------          ---------             ----------
 Net cash used in operating
  activities                         -              -                      -
                             ----------          ---------             ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES                          -              -                      -
                             ----------          ----------            ----------
CASH FLOWS FROM FINANCING  ACTIVITIES:
Proceeds from issuance of
 common stock                         -             -                         500
                             ----------          ----------             ----------
Net cash provided by
 financing activities                 -             -                         500
                             ----------          ----------              ---------
INCREASE IN CASH AND CASH
 EQUIVALENTS                         -              -                         500
CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD               500                500                    -
                             ----------          ----------               ---------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                $   500              $ 500                    $ 500
                             ==========           =========                ========

            See accompanying notes to financial statement.

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Borough Corporation (a development stage company) ("the Company") was incorporated in Delaware on June 4, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Income Taxes

The Company accounts for income taxes under the Financial Accounting
Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending September 30, 2001.

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

(C) Additional Paid-In Capital

Additional paid-in capital at September 30, 2001 represents the fair value of services contributed to the Company by its president and the amount of organization and professional costs incurred by TPG Capital Corporation on behalf of the Company (See Note 3).

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

Dated: November 14, 2001