Form 10QSB
period 2002-03-31
BOROUGH CORP
filed 2002-05-15
CIK 1088783

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                    FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended
                   March 31, 2002
or

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

Class                Outstanding at March 31, 2002
Common Stock,
par value $0.0001                5,000,000

                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                BOROUGH CORPORATION
           (A Development Stage Company)
                As of March 31, 2002
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
                                   =======

See accompanying notes to financial statements

                  BOROUGH CORPORATION
              (A Development Stage Company)
                 Statement of Operations
                       (Unaudited)

             For the three   For the three  June 7,1999
             Months Ended    Months ended   (Inception)to
             March 31,2002   March 31,2001  March 31,2002

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
               =========       ========         =======

      See accompanying notes to financial statements

                   BOROUGH CORPORATION
              (A Development Stage Company)
       Statement of Changes in Stockholder's Equity
       For the Period From June 7, 1999 (Inception)
                    To March 31, 2002
                       (Unaudited)

                                                                   Deficit
                                                                   Accumulated
                              Common Stock           Additional    During
                              Issued                 Paid-In       Development
                         Shares         Amount       Capital       Stage           Total
Common Stock
     Issuance            5,000,000      $  500       $    -        $   -           $   500

Fair value of
expenses contributed          -             -          4,830           -             4,830

Net loss for the periods ended:

December 31, 1999             -             -             -           (4,830)        (4,830)
December 31, 2000             -             -             -            -                -
December 31, 2000             -             -             -            -                -
March 31, 2002                -             -             -            -                -
                           ------------   --------     ----------   -----------      ---------
BALANCE AT
March 31, 2002            5,000,000       $  500        $4,830       $ (4,830)       $  500
===========         ========      =====            =====               =======                   ======

            See accompanying notes to financial statements

                         BOROUGH CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited

                           January 1, 2002     January 1, 2001    June 7, 1999
                           to                  to                 (Inception) to
                           March 31, 2002      March 31, 2001     March 31, 2002
CASH FLOWS FROM OPERATING
    ACTIVITIES:
Net loss                    $      -             $  -                $  (4,830)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Contributed services and
     expenses                      -                 -                   4,830
                              ----------          ------------        ----------
 Net cash used in operating
  activities                        -                 -                        -
                              ----------          ------------        ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES                         -                 -                        -
                              ----------           ------------       ----------
CASH FLOWS FROM FINANCING  ACTIVITIES:
Proceeds from issuance of
 common stock                       -                  -                    500
                             ----------             ------------       ----------
Net cash provided by
 financing activities               -                   -                   500
                             ----------             ------------       ----------
INCREASE IN CASH AND CASH
 EQUIVALENTS                        -                   -                   500

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD              500                  500                   -
                             ----------              -----------        ----------
CASH AND CASH EQUIVALENTS
  END OF PERIOD               $   500                 $500                $ 500
                             ==========              ===========        ===========

            See accompanying notes to financial statement.

NOTE 1      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization and Business Operations

Borough Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on June 7, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At March 31, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

(D) Income Taxes

The Company accounts for income taxes under the Financial Accounting
Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the years ended December 31, 2001 and 2000.


(E) New Accounting Pronouncements

The Financial Accounting Standards Board has recently issued several new Statements of Financial Accounting Standards. Statement No. 141, "Business Combinations" supersedes APB Opinion 16 and various related pronouncements. Pursuant to the new guidance in Statement No. 141, all business combinations must be accounted for under the purchase method of accounting; the pooling-of-interests method is no longer permitted. SFAS 141 also establishes new rules concerning the recognition of goodwill and other intangible assets arising in a purchase business combination and requires disclosure of more information concerning a business combination in the period in which it is completed. This statement is generally effective for business combinations initiated on or after July 1, 2001.

Statement No. 142, "Goodwill and Other Intangible Assets" supercedes APB
Opinion 17 and related interpretations. Statement No. 142 establishes new rules on accounting for the acquisition of intangible assets not acquired in a business combination and the manner in which goodwill and all other intangibles should be accounted for subsequent to their initial recognition in a business combination accounted for under SFAS No. 141. Under SFAS No.
142, intangible assets should be recorded at fair value. Intangible assets with finite useful lives should be amortized over such period and those with indefinite lives should not be amortized. All intangible assets being amortized as well as those that are not, are both subject to review for potential impairment under SFAS No. 121, "Accounting for the Impairment of Long-
Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 142 also requires that goodwill arising in a business combination should not be amortized but is subject to impairment testing at the reporting unit level to which the goodwill was assigned to at the date of the business combination.

SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 and must be applied as of the beginning of such year to all goodwill and other intangible assets that have already been recorded in the balance sheet as of the first day in which SFAS No. 142 is initially applied, regardless of when such assets were acquired. Goodwill acquired in a business combination whose acquisition date is on or after July 1, 2001, should not be amortized, but should be reviewed for impairment pursuant to SFAS No. 121, even though
SFAS No. 142 has not yet been adopted. However, previously acquired goodwill should continue to be amortized until SFAS No. 142 is first adopted.

Statement No. 143 "Accounting for Asset Retirement Obligations" establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other type of disposal of long-lived tangible assets arising from the acquisition, construction, or development and/or normal operation of such assets. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

The adoption of these pronouncements will not have a material effect on the Company's financial position or results of operations.

NOTE 2      STOCKHOLDER'S EQUITY

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

(C) Additional Paid-In Capital

Additional paid-in capital at March 31, 2002 represents the fair value of services contributed to the Company by its president and the amount of organization and professional costs incurred by TPG Capital on behalf of the Company (See Note 3).

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND  RESULTS OF OPERATIONS

     The Company was formed to locate and negotiate with a business entity for the combination of that target company with the Company. A combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange (the "business combination"). In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under
Section 351 or Section 368 of the Internal Revenue
Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target business.

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

     It is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company may agree to register all or a part of such securities as part of the business combination or at specified times thereafter.

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

Dated: May 14, 2002